Form 10-K
period 2002-12-31
CDC MORTGAGE CAPITAL TRUST 2002 HE1
filed 2003-03-28
CIK 1177096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-65702-02

                      CDC Mortgage Capital Trust 2002-HE1
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-3939229
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1585 BROADWAY, 2ND FLOOR
           NEW YORK, NEW YORK                            10036
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE


     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 3.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-HE1
     CLASS A
     $449,238,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-HE1
     CLASS M
     $25,381,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-HE1
     CLASS B
     $25,381,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

       Monthly Remittance Statement to the Certificateholders dated as of October 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on November 20,2002, and on Form 8-K/A on January 24,2003.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13,2002, and on Form 8-K/A on January 24,2003.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 and on Form 8-K/A on January 24.2003.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              By:  Morgan Stanley ABS Capital
                                            I Inc. as Depositor on behalf of
                                             the Registrant.

                                             By: /s/ Craig Phillips
                                                     Craig Phillips
                                                       President


     Date:  March 28,2003


EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.



CERTIFICATION


        Re: CDC Mortgage Capital Trust 2002-HE1 (the "Trust") Mortgage Pass-
            Through Certificates Series 2002-HE1, issued pursuant to the Pooling and Servicing Agreement, dated as of April 1,2002
           (the "Pooling and Servicing"),among Morgan Stanley ABS Capital
            I Inc., as depositor, Deutsche Bank National Trust Company, as trustee ( the "Trustee") and Ocwen Federal Bank FSB, As servicer (the "Servicer")

I, Craig Philips, certify that:

1. I have reviewed this annual report on Form 10-K (" Annual Report"),and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information Required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these
      Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled it obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon The report provided by an independent public account, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer

Date:  3/25/2003
/s/: Craig Philips
Signature: Craig Philips
Title: President








99.1
........................
O C W E N logo here



OFFICER'S CERTIFICATION ON ANNUAL STATEMENT AS TO COMPLIANCE



March 13, 2002




Pursuant to the applicable sections of the Servicing Agreements, I;, Ronald M. Faris, as officer of Ocwen Federal Bank FSB (the "Bank"), confirm that a review of the activities of the Bank during the calendar year ending on December 31, 2002, and of the performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout such calendar year.


/s/: Ronald M. Faris
Ronald M. Faris

President, Ocwen Federal Bank FSB



Ocwen Federal Bank FSB

1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401

Mail to: P. O. Box 24737, West Palm Beach, FL 33416-4737
























99.2

PricewaterhouseCoopers logo here

PricewaterhouseCoopers LLP
 222 Lakeview Avenue Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038 Facsimile (561) 805 8181


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimumservicing standards and performing such other procedures as we consider necessaryin the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.





By: /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
March 14, 2003







OCWEN logo here

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 14, 2003

As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, ("USAP").

     Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2002. The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.





/S/: Ronald m. Faris
     Ronald M. Faris
     President

/S/: Scott W. Anderson
      Scott W. Anderson
      Senior Vice President of Residential Assets

/S/: James D. Campbe1l
     James D. Campbe1l
      Director of Investor Reporting


Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
Mail to: P. O. Box 24737, West Palm Beach, FL 33416-4737